Form 10QSB
period 2007-03-31
Grand Monarch Holdings, Inc.
filed 2007-07-05
CIK 1394780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Grand Monarch Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

———————

DELAWARE	000-52715	20-8023849
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Streeet

Washington, VA 22747

———————

(Address of Principal Executive Office) (Zip Code)

540-675-3149

———————

(Issuer’s telephone number, including area code)

N/A

———————

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.	Yes	No
———————
Transitional Small Business Disclosure Format (check one):	Yes	No

Grand Monarch Holdings, Inc.

Financial Statements

For the Quarter Ended

March 31, 2007

Grand Monarch Holdings, Inc.

Index to Financial Statements

March 31, 2007

--------------------------------------------------------------------------------

                                                                                                                                      Page

                                                                                                                                   Number

                                                                                                                                   ----------

Report of Independent Registered Public Accounting Firm                                               1

Financial Statements

Balance Sheet                                                                                                                 2

Statement of Income and Retained Earnings                                                                     3

Statement of Cash Flows                                                                                                 4

Notes to Financial Statements                                                                                          5

                                                                                       PS STEPHENSON & CO., P.C.

Certified Public Accountants

1609 N. Richmond Road

Wharton, Texas 77488

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Grand Monarch Holdings, Inc. Washington, VA

We have reviewed the accompanying balance sheet of Grand Monarch Holdings, Inc. (a Delaware corporation) as of March 31, 2007, and the related statements of income and retained earnings and cash flows for the three month period ended March 31, 2007.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

PS STEPHENSON & CO., P.C

Wharton, Texas

June 18, 2007

(979) 532-5964 • 1-800-509-964 • FAX: (979) 532-0954

Grand Monarch Holdings, Inc.

Balance Sheet

December 31, 2007

-----------------------------------------------------------------------

            Assets

Current assets

  Cash and cash equivalents                                                                         $              93

                                                                                                                 --------------------

     Total current assets                                                                                                93

                                                                                                                 --------------------

     Total assets                                                                                             $              93

                                                                                                                ==========

            Liabilities and Stockholders' Equity

Total liabilities                                                                                             $                 -

Stockholders' Equity:

  Common Stock; Par value $.001; 35,000,000 shares authorized;

  100,000 shares issued and outstanding                                                                       100

  Additional paid-in capital                                                                                              -

  Retained earnings (deficit)                                                                                         (17)

                                                                                                                  ---------------------

    Total stockholders' equity                                                                                         83

                                                                                                                  ---------------------

      Total Liabilities and Stockholders' Equity                                              $               83

                                                                                                                  ==========

The accompanying notes are an integral part of these financial statements.

2

Grand Monarch Holdings, Inc.

Statement of Income and Retained Earnings

For the Quarter Ended March 31, 2007

----------------------------------------------------------------------

Revenues                                                                                                     $                  -

Operating and administrative expenses                                                                          17

                                                                                                                  ---------------------

Income (loss) from operations                                                                                    (17)

Other income (expense)                                                                                                   -

                                                                                                                   ---------------------

Net income (loss)                                                                                                        (17)

Retained Earnings, Beginning of Year                                                                              -

                                                                                                                   ---------------------

Retained Earnings, (deficit), 3/31/07                                                          $              (17)

                                                                                                                  ==========

The accompanying notes are an integral part of these financial statements.

3

Grand Monarch Holdings, Inc.

Statement of Cash Flows

For the Quarter Ended March 31, 2007

----------------------------------------------------------------------

Cash Flows Provided From Operating Activities

  Net income                                                                                                $               (17)

  Adjustments to reconcile net income to net cash

   provided (used) by operating activities:                                                                           -

                                                                                                                  ---------------------

      Net cash provided (used) by operating activities                                                    (17)

Cash Flows Provided From Investing Activities                                                        -

Cash Flows Used By Financing Activities

  Net proceeds from stock issuance                                                                              100

                                                                                                                   ---------------------

      Net cash provided by financing activities                                                               100

Net increase (decrease) in cash and cash equivalents                                             83

Cash and cash equivalents, at inception                                                                      -

                                                                                                                    --------------------

Cash and cash equivalents, end of period                                             $                   83

                                                                                                                  ==========

Supplemental disclosure

  Interest paid during the period                                                                $                      -

                                                                                                                  ==========

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.

Notes to Financial Statements

March 31, 2007

--------------------------------------------------------------------------------

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Grand Monarch Holdings, Inc., a Delaware corporation, was formed on December 18, 2006. The Company is currently seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized when earned. Expenses are recognized in the period in which they are incurred.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

Stock-Based Compensation Plans

The Company currently does not have any stock-based compensation plans.

Income Taxes

The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. For the quarter ended March 31, 2007, the Company did not have potentially dilutive shares issued or outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

2. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

5