Form 10QSB
period 2007-06-30
Grand Monarch Holdings, Inc.
filed 2007-12-10
CIK 1394780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Grand Monarch Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	000-52715	20-8023849
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Grand Monarch Holdings, Inc.
Balance Sheet
June 30, 2007

Assets
Current assets

Cash and cash equivalents	$81

Total current assets	81

Total assets	81

Liabilities and Stockholders' Equity

Total liabilities	$-0-
Stockholders’ Equity:
Common Stock; Par value $.001 par value; 35,000,000 shares authorized,	100
100,000 shares issued and outstanding
Additional paid-in capital	-0-
Retained earnings (deficit)	(12)
Total stockholders’ equity	88
Total Liabilities and Stockholders’ Equity	$88

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Income and Retained Earnings
For the Quarter Ended June 30, 2007

Revenues	$-0-
Operating and administrative expenses	12
Income (loss) from operations	(12)
Other income (expense)	-0-
Net income (loss)	(12)
Retained Earnings, Beginning of Year	-0-
Retained Earnings, (deficit)	$(12)

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Cash Flows
For the Quarter Ended June 30, 2007

Cash Flows Provided From Investing Activities
Net income	$(12)

Adjustments to reconcile net income to net cash provided (used)
by operating activities:	-0-

Net cash provided (used) by operating activities	(12)

Cash Flows Provided From Investing Activities	-0-

Cash Flows Used By Financing Activities	100
Net proceeds for stock issuance	100

Net increase (decrease) in cash and cash equivalents	88

Cash and cash equivalents at inception	-0-

Cash and cash equivalents, end of period	$88

Supplemental disclosure
Interest paid during the period	$-0-

The accompanying notes are an integral part of these financial statements.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended March 31, 2007, the Company did not have potentially dilative shares issued or outstanding.

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Grand Monarch Holdings, Inc. (the "Company") was originally incorporated on December 18, 2006 under the laws of the State of Delaware.  The  Company  was  initially formed  as a  "blank  check"

entity  for  the  purpose  of  seeking a merger, acquisition or other business  combination  transaction  with a privately  owned entity seeking to become a publicly-owned entity.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF OPERATION

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived   advantages of a Securities   Exchange Act of 1934   registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any  promoter  and  affiliate  has  engaged  in any  negotiations  with  any representatives  of  the  owners  of  any  business  or  company  regarding  the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination,   the Company anticipates  that  it  will  have,  aside  from  carrying  on its  search  for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination  with  a  private  company,  it may  not be  able  to  satisfy  such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary   negotiations   stage and those   negotiations   are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company is common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Item 3.

Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted and evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Monarch Holdings, Inc.

Date: October 16, 2007	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer