Form 10KSB
period 2007-12-31
Grand Monarch Holdings, Inc.
filed 2008-03-27
CIK 1394780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

Commission file number    000-52715

GRAND MONARCH HOLDINGS, INC.

(Name of small business issuer in its charter)

Delaware	20-8023849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5118 Hunt Club Road, Racine, Wisconsin	53402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 262-652-3662

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                              Name of each exchange on which registered

_________________________________                        ______________________________________

_________________________________                        ______________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ?

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 26, 2008 by non-affiliates of the issuer was approximately $0. As of March 26, 2008, there were 100,000 shares of common stock outstanding.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 26, 2008, the Company had 100,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

TABLE OF CONTENTS

       PAGE

PART I

    ITEM 1.   Description of Business                                                                              4

    ITEM 2.   Description of Property                                                                              14

    ITEM 3.   Legal Proceedings                                                                                         14

    ITEM 4.   Submission Of Matters To A Vote Of Security Holders                            14

PART II

    ITEM 5.   Market For Common Equity and Related Stockholder Matters                  15

    ITEM 6.   Management Discussion and Analysis                                                         15

    ITEM 7.   Financial Statements                                                                                     20

    ITEM 8.   Changes In And Disagreements With Accountants On                                20

Accounting And Financial Disclosures

    ITEM 8A.  Controls and Procedures                                                                             20

    ITEM 8B.  Other Information                                                                                        21

PART III

    ITEM 9.   Directors, Executive Officers, Promoters And Control Persons,                 22

Compliance With Section 16(A) Of The Exchange Act

    ITEM 10.  Executive Compensation                                                                             24

    ITEM 11.  Security Ownership of Certain Beneficial Owners and Management         25

    ITEM 12.  Certain Relationships and Related Transaction                                           25

    ITEM 13.  Exhibits                                                                                                        26

    ITEM 14.  Principal Accounting Fees and Services.                                                      27

PART I

Item 1.  Description of Business

               Grand Monarch Holdings, Inc. ("the Company") was incorporated on December 18, 2006 under the laws of the State of Delaware.   We were formed for seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

               We voluntarily filed a Registration Statement on Form 10-SB to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") on July 3, 2007. Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.

               As a "reporting company," we may be more attractive to a private acquisition target because our  common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted.  As a result of filing our Registration Statement, we are obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements.  We anticipate that we will continue to file such reports as required under the Exchange Act.

               We are a “shell company” as defined under Rule 12b-2 of the Exchange Act as a registrant, other than an asset-backed issuer, that has (i) no or nominal operations; and (ii) either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Private companies wishing to become publicly traded may wish to merge with a shell company through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company becomes the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board and officers of the private company become the new Board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

                We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.  We intend to seek opportunities demonstrating the potential of long-term growth.  Presently, we have yet to identify a business opportunity that we plan to pursue, and we have not reached any agreement or definitive understanding with any person concerning an acquisition.

               No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisitions, which does occur, will be on terms that are favorable to us or our current stockholders.

               Our search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange (See the subsection of this Item 1 called “Investigation and Selection of Business Opportunities").   We anticipate that the business opportunities presented to us will either (i) be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to  expand  into a new  market,  or  have  plans  for  rapid  expansion  through acquisition of competing businesses; or (iv) have other similar characteristics. We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate might have little or no operating history, or a history of losses or low profitability.

               We do not propose to restrict our search for investment opportunities  to  any  particular  geographical  area  or  industry,  and  may, therefore, engage in essentially any business, to the extent of our limited resources.  Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

               Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholders by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In our judgment, none of our then officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain of our principal stockholders would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

               Depending upon the nature of the transaction, our current officer and director may resign his management and board position in connection with a change of control or acquisition of a business opportunity (see the subsection of this Item 1 called "Form of Acquisition" and "Risk Factors").  In the event of such a resignation, our current management would thereafter have no control over the conduct of our business.

               It is anticipated that business opportunities will come to our attention from various sources, including our officer and director, our stockholder, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

               To a large extent, a decision to participate in a specific business opportunity may be made upon our analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products  or  marketing  concepts,  the  merit  of  technological  changes,  the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical  operations  of a  specific  business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

               It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

               Certain types of business acquisition transactions may be completed without any requirement that we first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our securities (other than principal stockholders holding a controlling interest) should not anticipate that they would be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions may require prior approval of the stockholders.

               In the event a proposed business combination or business acquisition transaction requires stockholder approval, we will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Commission for review and approval, and mail a copy of it to all our stockholders prior to holding a stockholder meeting for purposes of voting on the proposal or if no stockholders meeting will  be  held,  prior  to  consummating  the  proposed  transaction.   Minority shareholders may have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

               The analysis of business opportunities will be undertaken by or under the supervision  of  our current sole officer  and  director,   who is not a professional   business  analyst  (See  the  section  of  Item  6  called "Management").  Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

               Otherwise,   in analyzing   potential business   opportunities,   our management anticipates that it will consider, among other things, the following factors:

•                  Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

•                  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•                  whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the near future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of this Item 1 called "Risk Factors - Regulation of Penny Stocks");

•                  capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•                  the extent to which the business opportunity can be advanced;

•                  competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•                  strength and diversity of existing management or management prospects that are scheduled for recruitment;

•                  the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

•                  the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

               We are unable to predict when we may participate in a business opportunity.  We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

               Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not  limited  to, such items as a description  of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, un-audited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

               As part of our investigation, our executive officer and director may meet personally with management and key personnel, may visit and, inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent our limited financial resources and management expertise allow him to do so.

               It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of the Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing  on  NASDAQ  or on  an  exchange  which  would  make  them  exempt  from applicability of the penny stock regulations. (see the subsection of this Item 1 called "Risk Factors - Regulation of Penny Stocks").

               We believe that various types of potential merger or acquisition candidates might find a business combination with us to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates, which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

               It is impossible to predict the manner in which we may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed without any vote by stockholders.

               It is likely that we will acquire a participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other tax-free provisions provided under the Internal Revenue Code, our current stockholder would retain 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in his equity prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by our current officer, director and principal stockholder.

               It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

               We will participate in a business opportunity only after the negotiation and execution of a written agreement.  Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed set forth remedies upon default, and include miscellaneous other terms.

               As a general matter, we anticipate that we, and/or our principal stockholder(s) will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.  Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed.  Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

               It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to produce goods and services.

Competition

               We expect to encounter substantial competition in our efforts to locate attractive business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a  better position than us to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than us, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.  We also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

               We currently have no employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors

               Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes our potential difficult to assess.

               We have no assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company.  There is no assurance that we can identify such a target company and consummate such a business combination.

We have no agreement for a business combination and no minimum requirements for a business combination.

               We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating   suitable business   opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which, we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

There is no assurance of success or profitability of the Company.

               There is no assurance that we will acquire a favorable business opportunity.   Even if we should become involved in a business opportunity, there is no assurance that we will generate revenues or profits, or that the market price of our outstanding shares will be increased thereby.  The type of business to be acquired may be one that desires to avoid effecting  its  own  public  offering  and  the  accompanying  expense,  delays, uncertainties and federal and state requirements which purport to protect investors.  Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may not be able to diversify our business.

               Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We have only one director and officer.

               Because management consists of only one person, while seeking a business combination, Tad Ballantyne, our President and Secretary, will be the only person responsible in conducting our day-to-day operations.   We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company.  Mr. Ballantyne anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Ballantyne has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Ballantyne. The loss of the services of Mr. Ballantyne would adversely affect development of our business and likelihood of our continuing operations.

We depend on management and management's participation is limited.

               We will be entirely dependent upon the experience of our sole officer and director in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of Mr. Ballantyne to devote his full time attention to the Company will cause us to lose an opportunity.

Conflicts of interest exist between the Company and its management.

               Certain conflicts of interest exist between the Company and its sole officer and director.  He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner that is consistent with his fiduciary duties to the Company.

               It is anticipated that our principal stockholder, Ballantyne Acquisition Corp. (which sole shareholder, director and officer is Mr. Tad M. Ballantyne, who is also our sole officer and director),  may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholder may consider its own personal pecuniary benefit rather than the best interest of the Company.

We may need additional financing.

               We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable us to exploit the opportunity. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder.  However, we have not investigated the   availability,   source, or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to us.  If not available, our operations will be limited to those that can be financed with our modest capital.

               We may need to depend upon outside advisors.

               To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officer. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the  officers  of the  Company  consider  it  necessary  to hire  outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies, which may be merged alternatively, acquisition target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

The reporting requirements imposed upon us may delay or preclude our ability to enter into a business combination.

               Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Because we are a shell company these audited financial statements must be furnished within four business days   following the effective   date of a business combination.   Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

We lack market research and a marketing organization.

               We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us.  In the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management.

               In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized, but un-issued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current stockholder of the Company may agree to sell or transfer all or a portion of our common stock it owns so to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Stockholders will likely suffer a dilution of the value of their shares upon a business combination.

               A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per-share value of the Company's common stock may increase or decrease, perhaps significantly.

No public market exists and no public market may develop for our common stock.

               There is currently no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate its investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.  Factors such as those discussed in this "Risk Factors” section may have a significant impact upon the market price of the securities.  Owing to the low price of  the  securities,   many  brokerage  firms  may  not  be  willing  to  effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities,   the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of our common stock may be required for resale.

               It is the Commission’s position that securities issued by a "shell" company such as Grand Monarch Holdings, Inc., cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Act. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of common stock by investors.

               Because our securities have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

We may be subject to additional risks because of doing business in a foreign country.

               We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners,   corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The consummation of a business combination may subject the Company and our stockholders to federal and state taxes.

               Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Regulation of Penny Stocks

                The Commission has adopted a number of rules to regulate “penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to us and to our securities.

The Commission has adopted Rule 15g-9 that established sales practice requirements low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by any person unless prior to the transaction:  (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

               In order to approve a person's account for transactions in penny stock, the broker or dealer must:  (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction  from  the  person;   and  (ii)  stating  in  a  highlighted  format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

               It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 2.  Description of Property

We currently maintain a mailing address at 5118 Hunt Club Road, Racine, Wisconsin 53402.  Our telephone number there is (262) 652 3662. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President.

               It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

               No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Price

                   There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

               There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

Holders

               As of March 26, 2008, there is approximately one shareholder of our common stock.

Dividends

We have not paid any dividends to date, and has no plans to do so in the near future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

GENERAL

               We were originally incorporated on December 18, 2006 under the laws of the State of Delaware.  We were  initially formed  as a  "blank  check"  entity  for  the  purpose  of  seeking a merger, acquisition or other business  combination  transaction  with a privately  owned entity seeking to become a publicly-owned entity.

               Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

               It is the intent of management and our significant stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholder to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding.  Consequently, there will be substantial doubt about our ability to continue as a going concern.

               Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we ill be able to profitably manage the business, product, technology or company we acquire.

PLAN OF OPERATION

GENERAL

               Our current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.  As of the date hereof, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and neither our officer and director nor any promoter has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

               Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should we incur any significant liabilities prior to a combination with a private company, we may not be able to satisfy such liabilities as are incurred.

If our management pursues one or more combination opportunities beyond the preliminary   negotiations   stage and those   negotiations   are subsequently terminated, it is foreseeable that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, our common stock will become worthless and holders of our common stock will receive a nominal distribution, if any, upon our liquidation and dissolution.

MANAGEMENT

               We are in the development stage and currently has no full-time employees.  Mr. Tad Ballantyne is our sole officer and director, and through Ballantyne Acquisition Corp. (which he controls), controlling shareholder.  Mr. Ballantyne, as President and Secretary of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Ballantyne and the potential   demands of our activities.   See Item 12, “Certain Relationships and Related Transactions, and Director Independence."

               The amount of time spent by Mr. Ballantyne on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Ballantyne will actually be required to spend to locate a suitable target company. Mr. Ballantyne estimates that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

SEARCH FOR BUSINESS OPPORTUNITIES

               Our search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources.   Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholders.

               We may merge with a company that has retained one or more consultants or outside advisors. In that situation, we expect that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company.  Consequently, we are unable to predict how the amount of such compensation would be calculated at this time.  It is anticipated that any finder that the target company retains would be a registered broker-dealer.

               We will not restrict our search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  We do not intend to obtain funds to finance the operation of any acquired business opportunity until such time as we have successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

EVALUATION OF BUSINESS OPPORTUNITIES

               The analysis of business opportunities will be under the supervision of our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or alternatively, acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  Management intends to meet personally with management and key personnel of the target business entity as part of its investigation.  To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, alternatively, service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, un-audited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

               In the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have  or are  unable  to  obtain  the  required  audited  statements  may not be considered appropriate for acquisition.   We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 15 days following the effective date of a business combination.

               When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-KSB, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-SB filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If we enter into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

We believe that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates, which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be an attractive alternative. Nevertheless, we have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.  There can also be no assurances that we are able to successfully pursue a business opportunity.  In that event, there is a substantial risk to us that failure to complete a business combination will significantly restrict our business operation and force management to cease operations and liquidate the Company.

ACQUISITION OF A BUSINESS OPPORTUNITY

                In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, and reorganization, joint venture or licensing agreement with another entity. We may also acquire stock or assets of an existing business.  In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholder by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

               There are currently no arrangements that would result in a change of control of the Company. It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance; it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and we are no longer considered a dormant shell company.  Until this occurs, we will not attempt to register any additional securities.

               The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of our securities in the future if such a market develops, of which there is no   assurance.   There have been no plans,   proposals,   arrangements   or understandings with respect to the sale or issuance of additional securities. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

               In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

               Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions  which  must be  satisfied  by the  parties  prior to and after  such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Ballantyne has not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

               We intend to seek to carry out our business plan as discussed herein. In order to do so, we need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with our on-going reporting obligations.

               We do not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

LIQUIDITY AND CAPITAL RESOURCES

               It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

               We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

               Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

               Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 7.  Financial Statements.

               Our consolidated financial statements for the year ended December 31, 2006, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

               We have not changed accountants since our formation and there are no disagreement with the findings of the accountants.

Item 8A.              Controls and Procedures.

               Evaluation of our Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting .

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 24, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PS Stepehenson & Co.,P.C., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Item 8B.  Other Information.

               None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

               Set forth below is the name of our sole director and officer.

Name                                               Age                               Position Held

Tad M. Ballantyne                         52                                  President, Chief Executive Officer,
                                                                                               Chief Financial Officer, Secretary and a director

Mr. Ballantyne serves as President, Chief Executive Officer, Chief Financial Officer and Secretary at the pleasure of the board of directors.

Mr. Ballantyne shall serve as our director until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Ballantyne and any other person pursuant to which he was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

             Mr. Ballantyne and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Mr. Ballantyne, age 52, is and was appointed as an independent member of the board of directors of Empire Energy Corporation International in October 2005 and has served as President of their subsidiary, Pacific Rim Foods Ltd. since March 2006. Mr. Ballantyne has been CEO of Hoopeston Foods, Inc. since March of 2004. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., Thomsen Group LLC., Jilin Jimei Foods, Ltd., Pacific Rim Foods Ltd., and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

Audit Committee and Financial Expert

               We do not have an Audit Committee.  Mr.  Ballantyne,  the sole  director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements;  reviewing  the  independent  auditors  independence,  the financial statements and their audit report; and reviewing management's  administration of the system of  internal  accounting  controls.  We do not currently  have a written audit committee charter or similar document.

               We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

                   A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      1.      Honest and ethical conduct, including the ethical handling of actual or apparent  conflicts of interest between personal and professional relationships;

      2.      Full,  fair,  accurate,  timely  and  understandable  disclosure  in reports and  documents  that are filed with,  or  submitted  to, the Commission and in other public communications made by an issuer;

      3.    Compliance with applicable governmental laws, rules and regulations;

      4.      The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      5.    Accountability for adherence to the code.

               We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

                  The decision to not adopt such a code of ethics resulted from the Company having only one officer and one director, who is the same person, thus eliminating the need for such a code.

Nominating Committee

                   We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Tad M. Ballantyne, our sole director, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Indemnification of Officers and Directors

               Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorneys fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which we may be unable to recoup.

Conflicts of Interest

               Mr. Ballantyne will only devote a small portion of his time to affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of his other business and investment activities.  Such conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law a fiduciary duty to our other shareholders.  In making any such sale, members of our management may consider their own personal pecuniary benefit rather  than  the  best  interests  of  the  Company  and  our other shareholders, and the other shareholders are not expected to be afforded the opportunity  to  approve  or  consent  to  any  particular  buy-out  transaction involving shares held by members of our management.

               It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any  other  affiliate  of  the  Company  except  as  described  under  Executive Compensation below. Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof,  or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Comission regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 such filing requirements applicable to our then sole officer and director, Mr. Joseph Meuse were not complied with because he failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities when he was appointed our President, Vice President, Secretary, Treasurer and director.

Item 10.               Executive Compensation.

On February 5, 2008, we appointed Mr. Tad M. Ballantyne as our new President, Secretary and sole director pursuant to a written consent of directors.

Also on February 5, 2008, Mr. Joseph Meuse resigned with immediate effect our President, Vice President, Secretary, Treasurer and director.

               No officer or director has received any compensation from the Company since our inception, and we are not accruing any compensation.  Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on our behalf.

               We have no stock option, retirement, pension, insurance program or profit sharing programs or other similar programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Agreements

               We have not entered into any employment agreements with executive officers or other employees to date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of the Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner

Amount of Beneficial Ownership

Percentage of Class

Tad M. Ballantyne
5118 Hunt Club Road,
Racine, Wisconsin 53402

100,000 (1)

100%

Ballantyne Acquisition Corp.
5118 Hunt Club Road,
Racine, Wisconsin 53402

100,000 (1)

100%

All executive officers and directors as a group (2)

100,000 (1)

100%

(1)             Mr. Tad M. Ballantyne is the sole director, officer and shareholder of Ballantyne Acquisition Corp. and as such, may be deemed to directly or indirectly control the voting power and investment of the shares of common stock of the Company held by Ballantyne Acquisition Corp and hence the beneficial owner of the same.

(2)          Mr. Tad M. Ballantyne is our sole director and officer.

Item 12.    Certain Relationships and Related Transactions and Director Independence

On March 13, 2007, we sold 100,000 shares of restricted common stock at $0.001 per share (the “Shares”) for gross proceeds of $100.00, pursuant to a subscription agreement, to Belmont Partners, LLC. We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Joseph Meuse, Managing Director of Belmont Partners, LLC, became our controlling shareholder, owning 100,000 shares of the 100,000 issued and outstanding shares of our common stock, or approximately 100.00%, at the close of business on March 13, 2007.

On January 13, 2008, Ballantyne Acquisition Corp. enter into a stock purchase agreement to purchase the Shares from Belmont Partners, LLC for a purchase consideration of $14,000.  The transaction closed on February 18, 2008.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Ballantyne Acquisition Corp. (which Mr. Tad Ballantyne is the sole shareholder, director and officer of) became our controlling shareholder, owning 100,000 shares of the 100,000 issued and outstanding shares of our common stock, or approximately 100.00%, at the close of business on February 18, 2008.  Additionally, Mr. Ballantyne was also appointed our sole director and President and Secretary.

               It is the Commision’s position that securities issued by a "shell" company such as Grand Monarch Holdings, Inc. cannot be sold under the exemption from registration  provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to Ballantyne Acquisition Corp. will be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

Item 13.               Exhibits

Exhibit Number	Description

3.1                                        Certificate of Incorporation

3.2                                        Bylaws

31.1                                     Certification of the Principal Executive Officer pursuant to

                                             Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                     Certification of the Principal Financial Officer pursuant to

                                             Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                     Certification of the Principal Executive Officer pursuant to

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

32.2                                     Certification of the Principal Financial Officer pursuant to

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Exhibit 14.          Principal Accountant Fees and Services

Audit and Non-Audit Fees

               The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

                                       Fiscal Year Ended                        Fiscal Year Ended
                                       December 31, 2007                      December 31, 2006
                                       -----------------------                      -----------------------

Audit fees                             $        2,500.00                       $         2,500.00
Audit-related fees                           -                                             -
Tax fees                                            -
Other fees                                       - -

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises Mr. Tad M. Ballantyne.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND MONARCH HOLDINGS, INC.

Date: March 26, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Executive Officer

Date: March 26, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	/s/ Tad M. Ballantyne Mr. Tad M. Ballantyne Director

Grand Monarch Holdings, Inc.
Financial Statements
December 31, 2007 and 2006

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Financial Statements
December 31, 2007 and 2006

Page
Number

Independent Auditors Report	F1

Financial Statements:

Balance Sheets	F2

Statements of Income and Retained Earnings	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Grand Monarch Holdings, Inc.

We have audited the accompanying balance sheets of Grand Monarch Holdings, Inc. (a Delaware corporation) as of December 31, 2007 and 2006, and the related statements of income and retained earnings, and cash flows for the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Monarch Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operations, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/: P.S. Stephenson & Co., P.C.

Wharton, Texas

March 4, 2008

Grand Monarch Holdings, Inc.
Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Current assets

Cash and cash equivalents	$ 81	$ -

Total current assets	81	-

Total assets	$ 81	$ -

Liabilities and Stockholders' Equity

Total liabilities	$ -	$ -

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
100,000 and -0- shares issued and outstanding, respectively	100	-
Additional paid-in capital	-	-
Retained earnings	(19)	-
Total stockholders' equity	81	-
Total liabilities and stockholders' equity	$ 81	$ -

The accompanying notes are an integral part of these financial statements

Grand Monarch Holdings, Inc.
Statement of Income and Retained Earnings
For the Year Ended December 31, 2007 and
From Inception (December 18, 2006) to December 31, 2006

	2007	2006

Revenues	$ -	$ -

Operating and administrative expenses	19	-

Income from operations	(19)	-

Other income (expense)	-	-

Net income	(19)	-

Retained Earnings, Beginning of period	-	-

Retained Earnings, End of period	$ (19)	$ -

The accompanying notes are an integral part of these financial statements

Grand Monarch Holdings, Inc.
Statement of Cash Flows
For the Year Ended December 31, 2007 and
From Inception (December 18, 2006) to December 31, 2006

	2007	2006

Cash Flows Provided From Operating Activities
Net income	$ (19)	$ -
Adjustments to reconcile net income to net cash
provided (used) by operating activities:	-	-
Net cash provided (used) by operating activities	(19)	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	100	-
Net cash provided by financing activities	100	-

Net increase (decrease) in cash and cash equivalents	81	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ 81	$ -

Supplemental disclosure
Interest paid during the period	$ -	$ -

The accompanying notes are n integral part of these financial statements

Grand Monarch Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

1.      Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Grand Monarch Holdings, Inc., a Delaware corporation, was formed on December 18, 2006.  The Company currently has no operations or significant cash flows.

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized when earned.  Expenses are recognized in the period in which they are incurred.  The Statement of Income and Retained Earnings presents the operations of the Company for the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006, the Company did not have potentially dilutive shares issued or outstanding.

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

2.      Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has no operations, significant assets or cash flows. The Company’s continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company whose has sufficient resources.

3.      Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.   These shares were subsequently sold under a common stock purchase agreement (see Note 4).  At December 31, 2007, the Company had 100,000 shares of common stock issued and outstanding.  The Company had no common stock issued and outstanding at December 31, 2006.

4.      Subsequent Event

On or around January 31, 2008, the company entered into a Common Stock Purchase Agreement (the “Agreement”) with Ballantyne Acquisition Corp. and Belmont Partners, LP, whereby Belmont Partners, LP, as sole shareholder, would sell 100,000 shares of common stock of the Company for $14,000.  Concurrent with the Agreement, the sole Director, President and Secretary, who is also the managing partner of Belmont Partners, LP, resigned as Director, President and Secretary of the Company, and Tad Ballantyne was appointed as Director, President and Secretary of the Company.  The closing of the Agreement occurred on or around February 4, 2008.

Exhibit 31.1

CERTIFICATIONS

I, Tad M. Ballantyne, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Grand Monarch Holdings, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 26, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Tad M. Ballantyne, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Grand Monarch Holdings, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 26, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Grand Monarch Holdings, Inc.  (the “Company”) on Form 10-KSB for the period ending  December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tad M. Ballantyne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  Grand Monarch Holdings, Inc. (the “Company”) on Form 10-KSB for the period ending  December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I,  Tad M. Ballantyne, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Financial Officer

State of Delaware
Secretary of State
Division of Corporations
Delivered 03:27 PM 12/18/2006
FILED 03:12 PM 12/18/2006
SRV 061158088 - 4269868 FILE

CERTIFICATE OF INCORPORATION

OF

GRAND MONARCH HOLDINGS, INC.

The undersigned does hereby form and establish a corporation under the provisions of the General Corporation Law of the State of Delaware, and for that purpose does certify as follows:

ARTICLE I: The name of the corporation shall be:

GRAND MONARCH HOLDINGS, INC.

ARTICLE II: The registered office of this corporation in the State of Delaware is Suite 201, 910 Foulk Rd., County of New Castle, Wilmington, DE 19803, and its registered agent at that address is Corporations and Companies, Inc.

ARTICLE III: The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

ARTICLE IV: The amount of the authorized capital stock of this corporation is 35,000,000 shares of stock at a par value of $.001 per share.

ARTICLE V: The name and address of the incorporator are: Scott H. Sharp, 910 Foulk Road, Suite 201, Wilmington, New Castle County, Delaware 19803.

ARTICLE VI: A director of the corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof so not permitted under the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended. Any amendment, modification or repeal of the foregoing sentence by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation in respect of any act or omission occurring prior to the time of such amendment, modification or repeal.

ARTICLE VII: The stockholders and directors shall have the power to hold their meetings, to have an office or offices, to keep the books, documents and papers of the corporation outside of the State of Delaware at such places as might from time to time be designated by the by-laws or resolutions of the directors or stockholders, except as otherwise required by the laws of Delaware.

THE UNDERSIGNED, being the incorporator hereinabove named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, does make this certificate, acknowledging under the penalty of perjury, hereby declaring and certifying that this instrument is the act and the facts herein are true, pursuant to 8 Del. C §103(b)(2) and accordingly have hereunto caused this Certificate to be executed by incorporator, this 18th day of December, 2006.

BY: ______________________
Scott H. Sharp, INCORPORATOR
910 Foulk Road, Suite 201
New Castle County
Wilmington, Delaware 19803

Section 3 - By Directors:

The Board of Directors shall have power to make, adopt, alter, amend and repeal, from time to time, By-Laws of the Corporation; however, Bylaws made by the Board may be altered or repealed, and new Bylaws made by the shareholders.

ARTICLE X - WAIVER OF NOTICE: (Section 229)

Whenever any notice is required to be given by law, the Certificate of Incorporation or these Bylaws, the meeting of shareholders, Board of Directors, or committee thereof, or attendance at the meeting by any person, shall constitute a waiver of notice of such meeting, except when the person attends the meeting for the express purpose of objecting at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of shareholders, Directors or committee thereof needs to be specified in any written waiver of notice.

ARTICLE XI - INTERESTED DIRECTORS: (Section 144)

No contract or transaction shall be void or voidable if such contract or transaction is between the Corporation and one or more of its Directors or Officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its Directors or Officers, are Directors or Officers, or have a financial interest, when such Director or Officer is present at or participates in the meeting of the Board or committee which authorizes the contract or transaction or his/her votes are counted for such purpose, if:

(a) the material facts as to his/her relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum; or

(b) the material facts as to his/ her relationship or relationships or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or

(c) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee or the shareholders. Such interested Directors may be counted when determining the presence of a quorum at the Board of Directors or committee meeting authorizing the contract or transaction.

ARTICLE XII - FORM OF RECORDS: (Section 224)

Any records maintained by the Corporation in its regular course of business, including, but not limited to, its stock ledger, books of account and minute book, may be kept on, or be in the form of punch cards, magnetic tape, photographs, micro-photographs or any other information storage device, provided that the records so kept may be converted into clearly legible written form within a reasonable time. The Corporation shall so convert any of such records so kept upon the request of any person entitled to inspect the same.

DE By-Laws-11

ReaConverter - trial version
registered version doesn't display this notice