Form 10KSB/A
period 2007-12-31
Grand Monarch Holdings, Inc.
filed 2008-03-31
CIK 1394780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

Commission file number    000-52715

GRAND MONARCH HOLDINGS, INC.

(Name of small business issuer in its charter)

Delaware	20-8023849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5118 Hunt Club Road, Racine, Wisconsin	53402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 262-652-3662

Securities registered under Section 12(b) of the Exchange Act:

Tile of Each Class	Name and each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☒  No ☐

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

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 28, 2008 by non-affiliates of the issuer was approximately $0. As of March 28, 2008, there were 100,000 shares of common stock outstanding.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 28, 2008, the Company had 100,000 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

TABLE OF CONTENTS
			Page
Part I
	Item 1.	Description of Business	4
	Item 2.	Description of Property	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission Of Matters To A Vote Of Security Holders	14

Part II
	Item 5.	Market For Common Equity and Related Stockholder Matters	15
	Item 6.	Management Discussion and Analysis	15
	Item 7.	Financial Statements	20
	Item 8.	Changes In And Disagreements With Accountants On	20
		Accounting And Financial Disclosures
	Item 8A.	Controls and Procedures	20
	Item 8B.	Other Information	21

Part III
	Item 9.	Directors, Executive Officers, Promoters And Control Persons	22
		Compliance With Section 16(A) of The Exchange Act
	Item 10.	Executive Compensation	24
	Item 11.	Security Ownership of Certain Beneficial Owners and Management	25
	Item 12.	Certain Relationships and Related Transactions	25
	Item 13.	Exhibits	26
	Item 14.	Principal Accounting Fees and Services	27

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

As part of our investigation, our executive officer and director may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent our limited financial resources and management expertise allow him to do so.

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

It is likely that we will acquire a participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other tax-free provisions provided under the Internal Revenue Code, our current stockholder would retain 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in his equity to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in our by the current officer, director and principal stockholder.

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

The Commission has adopted Rule 15g-9 that established sales practice requirements for low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by any person unless prior to the transaction:  (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

Holders

As of March 28, 2008, there is approximately one shareholder of our common stock.

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

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our current shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any  other  affiliate  of  the  Company  except  as  described  under  Executive Compensation below. Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholder to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 such filing requirements applicable to our then sole officer and director, Mr. Joseph Meuse were not complied with because he failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities when he was appointed our President, Vice President, Secretary, Treasurer and director.

Item 10.

Executive Compensation.

On February 5, 2008, we appointed Mr. Tad M. Ballantyne as our new President, Secretary and sole director pursuant to a written consent of directors.

Also on February 5, 2008, Mr. Joseph Meuse resigned with immediate effect as the registrant’s President, Vice President, Secretary, Treasurer and director.

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

On January 13, 2008, Ballantyne Acquisition Corp. enter into a stock purchase agreement to purchase the Shares from Belmont Partners, LLC for a purchase consideration of $14,000.  The transaction closed on February 18, 2008.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Ballantyne Acquisition Corp. (of which Mr. Tad Ballantyne is the sole shareholder, director and officer of) became our controlling shareholder, owning 100,000 shares of the 100,000 issued and outstanding shares of our common stock, or approximately 100.00%, at the close of business on February 18, 2008.  Additionally, Mr. Ballantyne was also appointed our sole director and President and Secretary.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006

Audit Fees	$2,500	$2,500
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

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

Date: March 28, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Executive Officer

Date: March 28, 2008

/s/ Tad M. Ballantyne

Mr. Tad M. Ballantyne

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Tad M. Ballantyne Mr. Tad M. Ballantyne Director

Grand Monarch Holdings, Inc.
Financial Statements
December 31, 2007 and 2006

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Financial Statements
December 31, 2007 and 2006

Page
Number

Independent Auditors Report	F1

Financial Statements:

Balance Sheets	F2

Statements of Income and Retained Earnings	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5-6

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