Form 10-Q
period 2008-03-31
Grand Monarch Holdings, Inc.
filed 2008-05-12
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  000-52715

GRAND MONARCH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-8023849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5118 Hunt Club Road, Racine, Wisconsin	53402
(Address of principal executive offices)	(Zip Code)

262-652-3662
(Registrant’s telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2008, there 100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.

(Inapplicable items have been omitted)

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	Dec. 31,
	2008	2007
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	100	100
Additional paid-in capital	-	-
Retained deficit	(19)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	17

Income (loss) from operations	-	(17)

Other income (expense)	-	-

Net income (loss)	$-	$(17)
Basic and diluted earnings (loss) per share:
Earnings (loss) per common share	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash Flows Provided From Operating Activities
Net income	$-	$(17)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	-	-
Net cash provided (used) by operating activities	-	(17)

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	-	100
Net cash provided by financing activities	-	100

Net increase (decrease) in cash and cash equivalents	-	83

Cash and cash equivalents, beginning of period	81	-

Cash and cash equivalents, end of period	$81	$83

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
Quarter Ended March 31, 2008 (unaudited)

1.	Description of the Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Grand Monarch Holdings, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
Quarter Ended March 31, 2008 (unaudited)

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has no operations, significant assets or cash flows. The Company’s continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company who has sufficient resources.

3.	Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. These shares were subsequently sold under a common stock purchase agreement (see Note 4). At March 31, 2008 and December 31, 2007, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

4.	Common Stock Purchase Agreement

On or around January 31, 2008, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Ballantyne Acquisition Corp. and Belmont Partners, LP, whereby Belmont Partners, LP, as sole shareholder, would sell 100,000 shares of common stock of the Company for $14,000. Concurrent with the Agreement, the sole Director, President and Secretary, who is also the managing partner of Belmont Partners, LP, resigned as Director, President and Secretary of the Company, and Tad M. Ballantyne was appointed as Director, President and Secretary of the Company. The closing of the Agreement occurred on or around February 4, 2008.

5.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007 were computed using 100,000 and 20,000 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding. At March 31, 2008, the Company had an aggregate 100,000 shares of common stock issued. The Company is authorized to issue up to 35,000,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Management

 We are in the development stage and currently has no full-time employees.  Mr. Tad Ballantyne is our sole officer and director, and through Ballantyne Acquisition Corp. (which he controls), a controlling shareholder.  Mr. Ballantyne, as President and Secretary of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Ballantyne and the potential   demands of our activities.

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

Search for Business Opportunity

Our search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources.   Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholder.

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

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If we enter into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

Acquisition of Business Opportunity

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

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or our significant stockholder to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PS Stephenson & Co., PC, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND MONARCH HOLDINGS, INC.

Date: May 12, 2008
/s/ Tad M. Ballantyne
Tad M. Ballantyne
Chief Executive Officer and Chief Financial Officer