Form 10-Q
period 2008-06-30
Grand Monarch Holdings, Inc.
filed 2008-08-04
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 4, 2008, there 100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Financial Statements
For the Three and Six Months Ended
June 30, 2008

PS Stephenson & Co., P.C.

Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Condensed Financial Statements
June 30, 2008 and December 31, 2007

Page
Number

Financial Statements:

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1

Condensed Statements of Income and Retained Earnings for the three months ended June 30, 2008 and 2007 (Unaudited)	2

Condensed Statements of Income and Retained Earnings for the six months ended June 30, 2008 and 2007 (Unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	4

Notes to Condensed Financial Statements	5

i

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	Dec. 31,
	2008	2007
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized; 100,000 and -0- shares issued and outstanding, respectively	100	100
Additional paid-in capital	-	-
Retained earnings	(19)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Income and Retained Earnings
For the Three Months Ended June 30, 2008 and 2007 (Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	-	-

Retained Earnings, Beginning of period	(19)	-

Retained Earnings, End of period	$(19)	$-

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Income and Retained Earnings
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	17

Income from operations	-	(17)

Other income (expense)	-	-

Net income	-	(17)

Retained Earnings, Beginning of period	(19)	-

Retained Earnings, End of period	$(19)	$(17)

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended
	June 30,
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
June 30, 2008 (unaudited)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2008.

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

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. These shares were subsequently sold under a common stock purchase agreement (see Note 4). At June 30, 2008 and December 31, 2007, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

4.	Common Stock Purchase Agreement

On or around January 31, 2008, the company entered into a Common Stock Purchase Agreement (the “Agreement”) with Ballantyne Acquisition Corp. and Belmont Partners, LP, whereby Belmont Partners, LP, as sole shareholder, would sell 100,000 shares of common stock of the Company for $14,000. Concurrent with the Agreement, the sole Director, President and Secretary, who is also the managing partner of Belmont Partners, LP, resigned as Director, President and Secretary of the Company, and Ted Ballantyne was appointed as Director, President and Secretary of the Company. The closing of the Agreement occurred on or around February 4, 2008.

5.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2008 and 2007 were computed using 100,000 and 20,000 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding. At June 30, 2008, the Company had an aggregate 100,000 shares of common stock issued. The Company is authorized to issue up to 35,000,000 shares of common stock.

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

Date: August 4, 2008
/s/ Tad M. Ballantyne
Tad M. Ballantyne
Chief Executive Officer and Chief Financial Officer