Form 10-Q
period 2008-09-30
Grand Monarch Holdings, Inc.
filed 2008-11-12
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, there are 100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Financial Statements
For the Three and Nine Months Ended
September 30, 2008

PS Stephenson & Co., P.C.

Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Page
Number

Financial Statements:

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Income and Retained Earnings for the three months ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Statements of Income and Retained Earnings for the nine months ended September 30, 2008 and 2007 (Unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Financial Statements	7

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	Sept. 30,	Dec. 31,
	2008	2007
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
100,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Retained earnings	(19)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Income and Retained Earnings
For the Three Months Ended September 30, 2008 and 2007 (Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	-	-

Retained Earnings, Beginning of period	(19)	-

Retained Earnings, End of period	$(19)	$-

Basic and diluted earnings per share	$-	$-
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Income and Retained Earnings
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	19

Income from operations	-	(19)

Other income (expense)	-	-

Net income	-	(19)

Retained Earnings, Beginning of period	(19)	-

Retained Earnings, End of period	$(19)	$(19)

Basic and diluted earnings per share	$-	$(0.00)
Weighted average shares outstanding	100,000	73,600

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows Provided From Operating Activities
Net income	$-	$(19)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	-	-
Net cash provided (used) by operating activities	-	(19)

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	-	100
Net cash provided by financing activities	-	100

Net increase (decrease) in cash and cash equivalents	-	81

Cash and cash equivalents, beginning of period	81	-

Cash and cash equivalents, end of period	$81	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
September 30, 2008 (unaudited)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2008.

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

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. These shares were subsequently sold under a common stock purchase agreement (see Note 4). At September 30, 2008 and December 31, 2007, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

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

5.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended September 30, 2008 and 2007 were computed using 100,000 and 100,000 weighted average common shares outstanding, respectively. Basic and diluted earnings (loss) per share for the nine months ended September 30, 2008 and 2007 were computed using 100,000 and 73,600 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding. At September 30, 2008, the Company had an aggregate 100,000 shares of common stock issued. The Company is authorized to issue up to 35,000,000 shares of common stock.

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

Management

 We are in the development stage and currently have no full-time employees.  Mr. Tad Ballantyne is our sole officer and director, and through Ballantyne Acquisition Corp. (which he controls), a controlling shareholder.  Mr. Ballantyne, as President and Secretary of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Ballantyne and the potential   demands of our activities.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 11, 2008
/s/ Tad M. Ballantyne
Tad M. Ballantyne
Chief Executive Officer and Chief Financial Officer