Form 10-K
period 2008-12-31
Grand Monarch Holdings, Inc.
filed 2009-03-19
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number  000-52715

GRAND MONARCH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-8023849
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

5118 Hunt Club Road, Racine, Wisconsin 53402
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  (262) 652-3662

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes         ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒ Yes     ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes                                 ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 18, 2009 by non-affiliates of the issuer was approximately $0. As of March  18, 2009, there were 100,000 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes       ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2009, there are presently 100,000 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

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

As a "reporting company",  we may be more attractive to a private acquisition target because our  common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted.  As a result of filing our Registration Statement, we are obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements.  We anticipate that we will continue to file such reports as required under the Exchange Act.

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

No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisitions which does occur, will be on terms that are favorable to us or our current stockholders.

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

Depending upon the nature of the transaction, our current officer and director may resign his management and board position in connection with a change of control or acquisition of a business opportunity (see the subsection of this Item 1 called "Form of Acquisition" and Item 1A "Risk Factors").  In the event of such a resignation, our current management would thereafter have no control over the conduct of our business.

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

The analysis of business opportunities will be undertaken by or under the supervision  of  our current sole officer  and  director, who is not a professional   business  analyst  (See  the  section  of  Item  7  called "Management").  Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

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

•
whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the near future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of this Item 1A called "Risk Factors - Regulation of Penny Stocks");

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of the Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing  on  NASDAQ  or on  an  exchange  which  would  make  them  exempt  from applicability of the penny stock regulations. (see the subsection of this Item 1A called "Risk Factors - Regulation of Penny Stocks").

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

We will participate in a business opportunity only after the negotiation and execution of a written agreement.  Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

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

Item 1A.           Risk Factors.

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

Item 1B.            Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

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

Item 3.    Legal Proceedings.

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 18, 2009, there is one shareholder of our common stock.

Dividends

We have not paid any dividends to date, and has no plans to do so in the near future.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

MANAGEMENT

 We are in the development stage and currently has no full-time employees.  Mr. Tad Ballantyne is our sole officer and director, and through Ballantyne Acquisition Corp. (which he controls), controlling shareholder.  Mr. Ballantyne, as President and Secretary of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Ballantyne and the potential   demands of our activities.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence."

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

Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Ballantyne has not had any preliminary contact, agreements or understandings with anyone to help sell these shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the year ended December 31, 2006, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held

Tad. M. Ballantyne	53	President, Chief Executive Officer, Chief Financial Officer, Secretary and a director

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

Mr. Ballantyne and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

Mr. Ballantyne, age 53, is and was appointed as an independent member of the board of directors of Empire Energy Corporation International in October 2005 and has served as President of their subsidiary, Pacific Rim Foods Ltd. since March 2006. Mr. Ballantyne has been CEO of Hoopeston Foods, Inc. since March of 2004. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., Thomsen Group LLC., Jilin Jimei Foods, Ltd., Pacific Rim Foods Ltd., and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2008 such filing requirements applicable to our sole officer and director, Mr. Tad M. Ballantyne were complied with.

Item 11. Executive Compensation.

On February 5, 2008, we appointed Mr. Tad M. Ballantyne as our new President, Secretary and sole director pursuant to a written consent of directors.

Also on February 5, 2008, Mr. Joseph Meuse resigned with immediate effect as our President, Vice President, Secretary, Treasurer and director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of the Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class

Tad M. Ballantyne	100,000	(1)	100%
5118 Hunt Club Road,
Racine, Wisconsin 53402
Ballantyne Acquisition Corp.	100,000	(1)	100%
5118 Hunt Club Road,
Racine, Wisconsin 53402
All executive officers and directors as a group (2)	100,000	(1)	100%

(1)
Mr. Tad M. Ballantyne is the sole director, officer and shareholder of Ballantyne Acquisition Corp. and as such, may be deemed to directly or indirectly control the voting power and investment of the shares of common stock of the Company held by Ballantyne Acquisition Corp and hence the beneficial owner of the same.

(2)	Mr. Tad M. Ballantyne is our sole director and officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Independent Directors

Our board of directors is currently comprised of one director, namely Mr. Tad M. Ballantyne, who is not an independent director, as such term is defined under the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007

Audit Fees	$2,500	$2,500
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

* The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND MONARCH HOLDINGS, INC.
Date: March 18, 2009
/s/ Tad M. Ballantyne
Mr. Tad M. Ballantyne
Chief Executive Officer

Date: March 18, 2009
/s/ Tad M. Ballantyne
Mr. Tad M. Ballantyne
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2009	/s/ Tad M. Ballantyne
Mr. Tad M. Ballantyne
Director

Grand Monarch Holdings, Inc.
Financial Statements
December 31, 2008 and 2007

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Financial Statements
December 31, 2008 and 2007

Page
Number

Independent Auditor's Report	1

Financial Statements:

Balance Sheets	2

Statements of Income and Retained Earnings	3

Statements of Cash Flows	4

Notes to Financial Statements	5

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grand Monarch Holdings, Inc.

We have audited the accompanying balance sheets of Grand Monarch Holdings, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related statements of income and retained earnings, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Monarch Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wharton, Texas
March 16, 2009

Grand Monarch Holdings, Inc.
Balance Sheets
December 31, 2008 and 2007

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

Grand Monarch Holdings, Inc.
Statement of Income and Retained Earnings
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	19

Income from operations	-	(19)

Other income (expense)	-	-

Net income	-	(19)

Retained earnings, beginning of year	(19)	-

Retained earnings, end of year	$(19)	$(19)

Basic and diluted earnings per share	$(0.00)	$(0.00)
Weighted average shares outstanding	100,000	79,167

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash Flows Provided From Operating Activities
Net income	$-	$(19)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	-	-
Net cash provided (used) by operating activities	-	(19)

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	-	100
Net cash provided by financing activities	-	100

Net increase (decrease) in cash and cash equivalents	-	81

Cash and cash equivalents, beginning of year	81	-

Cash and cash equivalents, end of year	$81	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

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

Earnings (Loss) Per Share
The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the year ended December 31, 2008 and 2007, the Company did not have potentially dilutive shares issued or outstanding.

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

Grand Monarch Holdings, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

3.	Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

On or around January 31, 2008, the company entered into a Common Stock Purchase Agreement (the “Agreement”) with Ballantyne Acquisition Corp. and Belmont Partners, LLC, whereby Belmont Partners, LLC, as sole shareholder, would sell 100,000 shares of common stock of the Company for $14,000.  Concurrent with the Agreement, the sole Director, President and Secretary, who is also the managing partner of Belmont Partners, LLC, resigned as Director, President and Secretary of the Company, and Ted Ballantyne was appointed as Director, President and Secretary of the Company.  The closing of the Agreement occurred on or around February 4, 2008.

At December 31, 2008 and 2007, the Company had 100,000 shares of common stock issued and outstanding.