Form 10-Q
period 2009-03-31
Grand Monarch Holdings, Inc.
filed 2009-05-08
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 7, 2009, there 100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.
INDEX

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Financial Statements
For the Three Months Ended
March 31, 2009

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Condensed Financial Statements
March 31, 2009

Page
Number

Financial Statements:

Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3

Condensed Statements of Income for the three months ended March 31, 2009 and 2008 (Unaudited)	4

Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Condensed Financial Statements	6

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	Dec. 31,
	2009	2008
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Accumulated deficit	(19)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

Three Months Ended
March 31,
	2009	2008

Revenues	$-	$-

Operating and administrative expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	$-	$-

Basic and diluted earnings per share	$-	$-
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

Three Months Ended
March 31,
	2009	2008

Cash Flows Provided From Operating Activities
Net income	$-	$-
Adjustments to reconcile net income to net cash provided (used) by operating activities:	-	-
Net cash provided (used) by operating activities	-	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	81	81

Cash and cash equivalents, end of period	$81	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
March 31, 2009 (unaudited)

1.	Description of the Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Grand Monarch Holdings, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2009.

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

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
Quarter Ended March 31, 2009 (unaudited)

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

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  At March 31, 2009 and December 31, 2008, the Company had 100,000 shares of common stock issued and outstanding.

4.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 were computed using 100,000 and 100,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

5.	Related Party Transactions and Agreements

The Company’s sole shareholder, Ballantyne Acquisition Corp., has an agreement with Pacific Rim Foods (“PRF”) whereby PRF will pay the operational costs of the Company (currently only legal and accounting costs related to the Company’s SEC filings) in return for PRF receiving an option to purchase all the outstanding shares of the Company held by Ballantyne Acquisition Corp.  Accordingly, the Company does not record operational expenses it incurs to prepare and file necessary SEC filings, and the Company has no obligation to repay any expenses paid on its behalf by PRF.

The Company’s sole Director, Chief Executive Officer and President has controlling interest of Ballantyne Acquisition Corp. and is also the Chief Executive Officer of PRF.

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

Date: May 8, 2009
/s/ Tad M. Ballantyne
Tad M. Ballantyne
Chief Executive Officer and Chief Financial Officer