Form 10-Q
period 2009-06-30
Grand Monarch Holdings, Inc.
filed 2009-08-21
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, .

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   000-52715

GRAND MONARCH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-8023849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Ste. 450, Beverly Hills, California,	90210
(Address of principal executive offices)	(Zip Code)

302-272-7105
(Registrant’s telephone number, including area code)

                                                             5118 Hunt Club Road, Racine, Wisconsin, 53402  262-652-3662
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

As of August 20, 2009, there were 100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Index to Condensed Financial Statements
June 30, 2009

Page
Number

Financial Statements:

Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Statements of Income for the three months ended June 30, 2009 and 2008 (Unaudited)	3

Condensed Statements of Income for the six months ended June 30, 2009 and 2008 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	5

Notes to Condensed Financial Statements	6

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	Dec. 31,
	2009	2008
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
100,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Accumulated deficit	(19)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Three Months Ended June 30, 2009 and 2008 (Unaudited)

Three Months Ended
June 30,
	2009	2008

Revenues	$-	$-

Operating and administrative expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	$-	$-

Basic and diluted earnings per share	$-	$-
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

Six Months Ended
June 30,
	2009	2008

Revenues	$-	$-

Operating and administrative expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	$-	$-

Basic and diluted earnings per share	$-	$-
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

Six Months Ended
June 30,
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
June 30, 2009 (unaudited)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2009.

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

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  At June 30, 2009 and December 31, 2008, the Company had 100,000 shares of common stock issued and outstanding.

4.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the six months ended June 30, 2009 and 2008 were computed using 100,000 and 100,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

5.	Related Party Transactions and Agreements

On June 8, 2009, Empire Energy Corporation International sold to American Union Financial Services, Inc. (“AUF”) 100,000 shares of common stock of the Company constituting 100% of the Company's issued and outstanding common stock, for a total of $25,000 in cash.

By virtue of AUF’s acquisition of 100% of the voting securities of the Company, AUF acquired control of the Company on June 8, 2009.  In connection with the sale, the Board of Directors of the Company appointed the following individuals as directors and officers of the Company effective August 13, 2009: David Villarreal as a Director and as President, Chief Executive Officer and Chief Financial Officer and David Villarreal III as a director and Secretary.  David Villarreal and David Villarreal III are father and son. Tad M. Ballantyne resigned as Chief Executive Officer, Chief Financial Officer and Secretary with the Company, effective immediately after the new directors took office on August 13, 2009

The Company’s sole shareholder, American Union Financial Services, Inc. (“AUF”), has an agreement with the Company whereby AUF will pay the operational costs of the Company (currently only legal and accounting costs related to the Company’s SEC filings).  Accordingly, the Company does not record operational expenses it incurs to prepare and file necessary SEC filings, and the Company has no obligation to repay any expenses paid on its behalf by AUF.  Mr. David Villarreal, the CEO, CFO and a director of the Company is the CEO, director and principle stockholder of AUF.

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

Management

 We are in the development stage and currently have no full-time employees.  Messrs. Villarreal and Villarreal are our only officers and directors, and through American Union Financial Services, Inc. (which Mr. David Villarreal controls), a controlling shareholder.  Both Messrs. Villarreal, have agreed to allocate a limited portion of their time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by them and the potential   demands of our activities.

The amount of time spent by Messrs. Villarreal on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Messrs. Villarreal will actually be required to spend to locate a suitable target company. Messrs. Villarreal estimate that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

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

Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Messrs. Villarreal have not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On August 13, 2009, David Villarreal and his son, David Villarreal III, were appointed directors and officers of the Company and Tad Ballantyne the sole director and officer resigned.  For further information, please see the Company’s Schedule 14F-1 filed with the Securities and Exchange Commission on August 4, 2009.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

GRAND MONARCH HOLDINGS, INC.

Date: August 21, 2009
/s/ David Villarreal
David Villarreal
Chief Executive Officer and Chief Financial Officer