Form 10-Q
period 2009-09-30
Grand Monarch Holdings, Inc.
filed 2009-11-16
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   000-52715

GRAND MONARCH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-8023849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 South Orange Grove Blvd., Pasadena, California,	91105
(Address of principal executive offices)	(Zip Code)

866-350-4450
(Registrant’s telephone number, including area code)

9107 Wilshire Blvd., Ste. 450, Beverly Hills, California, 90210; 302-272-7105
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

As of November 13, 2009, there were 10,100,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.
INDEX

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	Sept. 30,	Dec. 31,
	2009	2008
Assets
Current assets

Cash and cash equivalents	$81	$81

Total current assets	81	81

Total assets	$81	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
10,100,000 and 100,000 shares issued and outstanding, respectively	10,100	100
Additional paid-in capital	-	-
Accumulated deficit	(10,019)	(19)
Total stockholders' equity	81	81
Total liabilities and stockholders' equity	$81	$81

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Revenues	$-	$-

Operating and administrative expenses	10,000	-

Income from operations	(10,000)	-

Other income (expense)	-	-

Net income	$(10,000)	$-

Basic and diluted earnings per share	$(0.00)	$-
Weighted average shares outstanding	2,926,087	100,000

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Revenues	$-	$-

Operating and administrative expenses	10,000	-

Income from operations	(10,000)	-

Other income (expense)	-	-

Net income	$(10,000)	$-

Basic and diluted earnings per share	$(0.01)	$-
Weighted average shares outstanding	1,052,381	100,000

Grand Monarch Holdings, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows Provided From Operating Activities
Net income	$(10,000)	$-
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Common stock issued for services	10,000	-
Net cash provided (used) by operating activities	-	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	81	81

Cash and cash equivalents, end of period	$81	$81

Supplemental disclosure
Interest paid during the period	$-	$-

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
September 30, 2009 (unaudited)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2009.

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

3.     Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  At November 13, 2009 and December 31, 2008, the Company had 10,100,000 shares and 100,000 shares, respectively, of common stock issued and outstanding.

On September 4, 2009, the Company issued 10,000,000 shares of its common stock to its two officers and two consultants for services rendered.  The shares were valued by the Company at $.001 per shares for an aggregate value of $10,000.  The investors were all “accredited” investors”, represented that they were acquiring the shares for investment purposes and had full knowledge of the business and financial condition of the Company. All of the share certificates were affixed with a legend restricting sales and transfers.

4.     Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended September 30, 2009 and 2008 were computed using 2,926,087 and 100,000 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the nine months ended September 30, 2009 and 2008 were computed using 1,052,381 and 100,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

5.     Related Party Transactions and Agreements

On June 8, 2009, Empire Energy Corporation International sold to American Union Financial Services, Inc. (“AUF”) 100,000 shares of common stock of the Company constituting 100% of the Company's issued and outstanding common stock, for a total of $25,000 in cash.  In connection with the sale, the Board of Directors of the Company appointed the following individuals as directors and officers of the Company effective August 13, 2009: David Villarreal as a Director and as President, Chief Executive Officer and Chief Financial Officer and David Villarreal III as a director and Secretary.  David Villarreal and David Villarreal III are father and son. Tad M. Ballantyne resigned as Chief Executive Officer, Chief Financial Officer and Secretary with the Company, effective immediately after the new directors took office on August 13, 2009.

On September 4, 2009, the Company issued 10,000,000 shares of its common stock to its two officers and two consultants for services rendered.  The shares were valued by the Company at $.001 per shares for an aggregate value of $10,000.  The investors were all “accredited” investors”, represented that they were acquiring the shares for investment purposes and had full knowledge of the business and financial condition of the Company. All of the share certificates were affixed with a legend restricting sales and transfers.

AUF” has an agreement with the Company whereby AUF will pay the operational costs of the Company (currently only legal and accounting costs related to the Company’s SEC filings).  Accordingly, the Company does not record operational expenses it incurs to prepare and file necessary SEC filings, and the Company has no obligation to repay any expenses paid on its behalf by AUF.  Mr. David Villarreal, the CEO, CFO and a director of the Company is the CEO, director and principle stockholder of AUF.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2009, the Company issued 10,000,000 shares of its common stock to its two officers and two consultants for services rendered.  The shares were valued by the Company at $.001 per shares for an aggregate value of $10,000.  The investors were all “accredited” investors”, represented that they were acquiring the shares for investment purposes and had full knowledge of the business and financial condition of the Company. All of the share certificates were affixed with a legend restricting sales and transfers. The shares were issued pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

The Company has recently reached agreement in principal to acquire its former parent corporation, Pasadena-based American Union Financial Services, Inc. (“AUFS”).  Terms of the all-stock transaction which is expected to close within 90 days, are still being negotiated.  This acquisition will create the first operating group of GMH as it continues its strategy for growth.

AUFS, established in 2003, is a full service financial services company that offers real estate finance solutions, credit cards, and insurance programs to qualified customers.  AUFS, in partnership with Amalgamated Bank of Chicago (“ABOC”), created the AUFS Gold Discover Card with one of the lowest fixed rates in the country.  Specific to the overall development strategy for AUF is the creation of a financial services platform for a niche market serving union members and their households across the United States.  This structure was designed specifically to compete with the varied non U.S. based financial institutions currently serving American labor.  ABOC, a bank that was founded in 1922 has a proven track record of performance and assets, establishing it as a viable and strong institution.  The AUFS card has received, among others, the endorsement of the International Brotherhood of Teamsters Joint Council 42, with additional pending union endorsements anticipated in 2010.

Mr. Villarreal, the president and principal shareholder of the Company, is also the principal shareholder of AUFS.

The Company has no definitive agreement signed with AUF and there is no assurance that an acquisition will be completed and if completed that the resulting combination will be successful.

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

Date: November 16, 2009
/s/ David Villarreal
David Villarreal
Chief Executive Officer and Chief Financial Officer