Form 10-K/A
period 2008-12-31
Grand Monarch Holdings, Inc.
filed 2009-12-18
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

210 South Orange Grove Blvd.,  Pasadena, California 91105
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (866) 350-4450

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

DOCUMENTS INCORPORATED BY REFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grand Monarch Holdings, Inc.

We have audited the accompanying balance sheets of Grand Monarch Holdings, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ PS STEPHENSON & CO., PC

Wharton, Texas
March 16, 2009

  1

Grand Monarch Holdings, Inc.
Index to Financial Statements
December 31, 2008 and 2007

Page
Number

Independent Auditor's Report	1

Financial Statements:

Balance Sheets	2

Statements of Income and Retained Earnings	3

Statement of Changes in Stockholders' Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6

i

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

2

Grand Monarch Holdings, Inc.
Statement of Income
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$-	$-

Operating and administrative expenses	-	19

Income from operations	-	(19)

Other income (expense)	-	-

Net income	$-	$(19)

Basic and diluted earnings per share	$(0.00)	$(0.00)
Weighted average shares outstanding	100,000	79,167

The accompanying notes are an integral part of these financial statements.

3

Grand Monarch Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	100,000	$100	$-	$-	$100

Net income (loss)	-	-	-	(19)	(19)

Balance, December 31, 2007	100,000	100	-	(19)	81

Net income (loss)	-	-	-	-	-

Balance, December 31, 2008	100,000	$100	$-	$(19)	$81

The accompanying notes are an integral part of these financial statements.

4

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

5

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Certificate of Incorporation
3.2	Bylaws
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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
Date: December 14, 2009
/s/ David Villarreal
David Villarreal
Chief Executive Officer and Chief Financial Officer