Form 10-K/A
period 2008-12-31
Grand Monarch Holdings, Inc.
filed 2010-01-08
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Grand Monarch Holdings, Inc. (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "2008 10-K"), which was originally filed on March 19, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company (a) revised its audit report signed by its auditors, (b) included a statement of changes in stockholders equity for the fiscal year ended December 31, 2008, (c) revised its other financial statements accordingly, including the stockholders equity, and (d) revised its Section 302 Certifications. These revisions were incorporated in Amendment No. 1 to the 2008 10-K filed on December 18, 2009 ("Amendment No. 1"). In response to additional comments from the Staff, this Amendment No. 2 is being filed solely to include the Notes to our financial statements.  Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

Except as discussed above, the Company has not modified or updated disclosures presented in the 2008 10-K (as amended by Amendment No. 1) in this Amendment No. 2, except as required to reflect the items discussed above. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the 2008 10-K, as previously amended, or modify or update those disclosures affected by subsequent events or discoveries and information contained in the 2008 10-K and not affected by these revisions are unchanged. Events occurring after the filing of the 2008 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the 2008 10-K.

This Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the 2008 10-K, including any amendments to those filings.

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

GRAND MONARCH HOLDINGS, INC.
Date: January 4, 2010
/s/ David Villarreal
David Villarreal
Chief Executive Officer and Chief Financial Officer