Form 10-K
period 2009-12-31
Grand Monarch Holdings, Inc.
filed 2010-04-15
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes ☐ No

Aggregate value, as of the last sale (April 4, 2010), of the registrant’s voting stock held by non-affiliates:  $322,250.

Number of shares outstanding of each of the registrant’s classes of common stock at April 14, 2010: 11,422,250 shares of common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None

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

We are a “shell company” as defined under Rule 12b-2 of the Exchange Act as a registrant, other than an asset-backed issuer, that has (i) no or nominal operations; and (ii) either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Private companies wishing to become publicly traded may wish to merge with a shell company through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company become the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board and officers of the private company become the new Board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

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

Our search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange (See the subsection of this Item 1 called “Investigation and Selection of Business Opportunities" ).  We anticipate that the business opportunities presented to us will either (i) be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to  expand  into a new  market,  or  have  plans  for  rapid  expansion  through acquisition of competing businesses; or (iv) have other similar characteristics. We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate might have little or no operating history, or a history of losses or low profitability.

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

Depending upon the nature of the transaction, our current officer and director may resign his management and board position in connection with a change of control or acquisition of a business opportunity (see the subsection of this Item 1 called "Form of Acquisition" and Item 1A "Risk Factors" ).  In the event of such a resignation, our current management would thereafter have no control over the conduct of our business.

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

The analysis of business opportunities will be undertaken by or under the supervision  of  our current sole officer  and  director, who is not a professional   business  analyst  (See  the  section  of   Item   7   called "Management" ).  Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

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

•
whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the near future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of this Item 1A called "Risk Factors - Regulation of Penny Stocks" );

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

We have only two directors and officers.

Because management consists of only two people, while seeking a business combination, David Villarreal, Jr., our President, will be the only person responsible in conducting our day-to-day operations.   We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our President and two directors when selecting a target company.  Mr. Villarreal, Jr. anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Villarreal, Jr. has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Villarreal, Jr. The loss of the services of Mr. Villarreal, Jr. would adversely affect development of our business and likelihood of our continuing operations.

We depend on management and management's participation is limited.

We will be entirely dependent upon the experience of our President and director in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of Mr. Villarreal, Jr. to devote his full time attention to the Company will cause us to lose an opportunity.

Conflicts of interest exist between the Company and its management.

Certain conflicts of interest exist between the Company and its President and director.  He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner that is consistent with his fiduciary duties to the Company.

                It is anticipated that our principal stockholder, American Union Financial Services, Inc. (whose principal shareholder, director and officer is Mr. David Villarreal, Jr., who is also our principal shareholder and President and director), may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholder may consider its own personal pecuniary benefit rather than the best interest of the Company.

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

Item 1B. Unresolved Staff Comments

 Not applicable.

 Item 2. Properties

We currently maintain a mailing address at 210 South Orange Grove Blvd., Pasadena, CA 91105.  Our telephone number there is (866) 350- 4450. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President.

It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of April 4, 2010, there were 35 shareholders of our common stock.

Dividends

We have not paid any dividends to date, and has no plans to do so in the near future.

Recent Sales of Unregistered Securities

In December, 2009, the Company sold 1,000,000 shares of its common stock at $.25 per share to one “accredited investor” for an aggregate amount of $250,000.  The shares were sold in a private placement and the share certificates were affixed with a legend restricting transfers and sales.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Item 6. Selected Financial Data

 Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT

 We are in the development stage and currently have no full-time employees.  Mr. David Villarreal, Jr., is our President and a director, and, through American Union Financial Services, Inc. (which he controls), is a controlling shareholder.  Mr. Villarreal, as President Chief Financial Officer of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Villarreal and the potential demands of our activities.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

The amount of time spent by Mr. Villarreal, Jr. on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Villarreal, Jr. will actually be required to spend to locate a suitable target company. Mr. Villarreal, Jr. estimates that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

 COSTS AND RESOURCES

During the approximately 12 months ending December 31, 2010, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $30,000),

(ii)	Marketing and general overhead costs (approximately $25,000)

(iii)	costs relating to consummating an acquisition and filing of a registration statement with the SEC (approximately $50,000).

We believe will be able to meet these costs through current monies in our treasury ($203,829 as of December 31, 2009),   additional amounts loaned to us by our President, David Villarreal, sales of our common stock in private placements and deferral of fees by certain service providers, if necessary.

In December 2009, the Company sold 1,000,000 shares of its common stock at $.25 per share to an “accredited” investor for aggregate proceeds of $203,829.

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

               Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Villarreal, Jr. has not had any preliminary contact, agreements or understandings with anyone to help sell these shares.

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

We are currently attempting to raise $1,000,000 through the sale of our common stock pursuant to a private placement.  As of April 4, 2010, we have raised $322,250.  There can be no assurance that the proceeds from this private placement will be sufficient for us to allow us to cover the expenses related to our proposed activities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements for the year ended December 31, 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

Item 9A (T). Controls and Procedures

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

Item 9B. Other Information

           None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
David Villarreal, Jr.		President, Chief Executive Officer, Chief Financial Officer and a director
David Villarreal, III		Secretary and a director

Mr. Villarreal, Jr. and Mr. David Villarreal, III, serve as President, Chief Executive Officer, and Chief Financial Officer and Secretary, respectively, at the pleasure of the board of directors.

Messrs. Villarreal, Jr. and Villarreal, III shall serve as our directors until the next annual meeting of stockholders or until their prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Villarreal, Jr. and any other person pursuant to which he was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Messrs. Villarreal, Jr. and Villarreal, III and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr. Villarreal, Jr., one of our two directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

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

                We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The decision to not adopt such a code of ethics resulted from the Company having only two officers and directors, thus eliminating the need for such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Villarreal, Jr., one of our two directors, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Conflicts of Interest

Messrs. Villarreal, Jr. and Villarreal, III will only devote a small portion of their time to affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities.  Such conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2009 such filing requirements applicable to our two officers and directors were complied with.

Item 11. Executive Compensation

On August 13, 2009, we appointed Mr. David Villarreal, Jr. as our new President, Chief Financial Officer and a director, and Mr. David Villarreal, III, as Secretary and a director, pursuant to a written consent of directors. Also on August 13, 2009, Mr. Tad Ballantyne resigned as our President, Vice President, Secretary, Treasurer and director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of the Company.  Each such person has sole voting and investment power with respect to the shares shown. Percentages are based on 11,422,250 shares of common stock outstanding as of April 4, 2010.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership		Percentage of Class
American Union Financial Services, Inc. (1)	100,000	(2)	.9%
David Villarreal, Jr.	8,500,000	(2)	74.4%
David Villarreal, III (1)	750,000		6.6%
William Blake(3)	1,000,000		8.8%

All executive officers and directors as a group (2)	9,250,000		81.0%

(1)	Address for AUFS, Messrs; Villarreal, Jr. and Villarreal, III is 210 South Orange grove Blvd., Pasadena, CA 91105

(2)
Mr. David Villarreal, Jr. is a director, officer and principal shareholder of American Union Financial Services, Inc. (“AUFS”)and as such, may be deemed to directly or indirectly control the voting power and investment of the shares of common stock of the Company held by AUFS and hence the beneficial owner of the same.

(3)	Address for Mr. Blake is PO Box 1447, Lake Charles, LA70602

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On January 13, 2008, Ballantyne Acquisition Corp. entered into a stock purchase agreement to purchase the Shares from Belmont Partners, LLC for a purchase consideration of $14,000.  The transaction closed on February 18, 2008.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Ballantyne Acquisition Corp. (of which Mr. Tad Ballantyne is the sole shareholder, director and officer of) became our controlling shareholder, owning 100,000 shares of the 100,000 issued and outstanding shares of our common stock, or approximately 100.00%, at the close of business on February 18, 2008.  Additionally, Mr. Ballantyne was also appointed our sole director and President and Secretary.

On August 13, 2009, Ballantyne Acquisition Corp. pursuant to a stock purchase agreement the Shares were sold to American Union Financial Services, Inc. (“AUFS”) for consideration of $25,000.   We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, AUFS (of which Mr. David Villarreal, Jr. is the principal shareholder, director and officer) became our controlling shareholder, owning 100,000 shares of the 100,000 issued and outstanding shares of our common stock, or approximately 100.00%, at the close of business on August 13, 2009.  Additionally, Mr. Villarreal, Jr. was also appointed a director and President and Chief Financial Officer and Mr. Villarreal, III was appointed a director and Secretary and Mr. Ballantyne resigned as a director and officer of the Company.

It is the Commission’s position that securities issued by a "shell" company such as Grand Monarch Holdings, Inc. cannot be sold under the exemption from registration  provided by Rule 144 promulgated  under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to AUFS will be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

Independent Directors

Our board of directors is currently comprised of two directors, namely Mr. David Villarreal, Jr. and Mr. David Villarreal, III, who are not independent directors, as such term is defined under the rules of the NASDAQ Market.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2009 and 2008 by our outside auditor:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$2,500	$2,500
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises Messrs. Villarreal, Jr. and Villarreal, III.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3.1	Certificate of Incorporation

3.2	Bylaws

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND MONARCH HOLDINGS, INC.

Date: April 15 , 2010	/s/ David Villarreal
David Villarreal
Chief Executive Officer and Chief Financial Officer

Grand Monarch Holdings, Inc.
Financial Statements
December 31, 2009 and 2008

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas

Grand Monarch Holdings, Inc.
Index to Financial Statements
December 31, 2009 and 2008

Page
Number
Report of Independent Registered Public Accounting Firm	23

Financial Statements:

Balance Sheets	24

Statements of Operations	25

Statement of Changes in Stockholders' Equity	26

Statements of Cash Flows	27

Notes to Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grand Monarch Holdings, Inc.

We have audited the accompanying balance sheets of Grand Monarch Holdings, Inc. (a Delaware corporation) as of December 31, 2009 and 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Monarch Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wharton, Texas
April 15, 2010

Grand Monarch Holdings, Inc.
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets

Cash and cash equivalents	$203,829	$81

Total current assets	203,829	81

Total assets	$203,829	$81

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
11,100,000 and 100,000 shares issued and outstanding, respectively	11,100	100
Additional paid-in capital	249,000	-
Retained earnings	(56,271)	(19)
Total stockholders' equity	203,829	81
Total liabilities and stockholders' equity	$203,829	$81

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Income
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues	$-	$-

Operating and administrative expenses	56,347	-

Income from operations	(56,347)	-

Other income (expense)	95	-

Net income	$(56,252)	$-

Basic and diluted earnings per share	$(0.02)	$-
Weighted average shares outstanding	3,516,666	100,000

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	100,000	$100	$-	$(19)	$81

Net income (loss)	-	-	-	-	-

Balance, December 31, 2008	100,000	100	-	(19)	81

Common stock issued:
For services	10,000,000	10,000	-		10,000
For cash	1,000,000	1,000	249,000		250,000

Net income (loss)				(56,252)	(56,252)

Balance, December 31, 2009	11,100,000	$11,100	$249,000	$(56,271)	$203,829

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows Provided From Operating Activities
Net income	$(56,252)	$-
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Common stock issued for services	10,000	-
Net cash provided (used) by operating activities	(46,252)	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	250,000	-
Net cash provided by financing activities	250,000	-

Net increase (decrease) in cash and cash equivalents	203,748	-

Cash and cash equivalents, beginning of year	81	81

Cash and cash equivalents, end of year	$203,829	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

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
December 31, 2009 and 2008

3.	Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  At December 31, 2009 and 2008, the Company had 10,100,000 shares and 100,000 shares, respectively, of common stock issued and outstanding.

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

On June 8, 2009, American Union Financial Services, Inc. (“AUF”) acquired 100,000 shares of common stock of the Company constituting 100% of the Company's issued and outstanding common stock, for $25,000.  In connection with the sale, the Board of Directors of the Company appointed the following individuals as directors and officers of the Company effective August 13, 2009: David Villarreal as a Director and as President, Chief Executive Officer and Chief Financial Officer and David Villarreal III as a director and Secretary.  David Villarreal and David Villarreal III are father and son. Tad M. Ballantyne resigned as Chief Executive Officer, Chief Financial Officer and Secretary with the Company, effective immediately after the new directors took office on August 13, 2009.

On September 4, 2009, the Company issued 10,000,000 shares of its common stock to its two officers and two consultants for services rendered.  The shares were valued by the Company at $.001 per shares for an aggregate value of $10,000.  The investors were all “accredited” investors”, represented that they were acquiring the shares of investment purposes and had full knowledge of the business and financial condition of the Company. All of the share certificates were affixed with a legend restricting sales and transfers.

In December, 2009, the Company sold 1,000,000 shares of its common stock at $.25 per share to one “accredited investor” for an aggregate amount of $250,000.  The shares were sold in a private placement and the share certificates were affixed with a legend restricting transfers and sales.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

4.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the year ended December 31, 2009 and 2008 were computed using 3,516,666 and 100,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

Grand Monarch Holdings, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

5.	Related Party Transactions and Agreements

On June 8, 2009, American Union Financial Services, Inc. (“AUF”) acquired 100,000 shares of common stock of the Company constituting 100% of the Company's issued and outstanding common stock, for a total of $25,000 in cash.  In connection with the sale, the Board of Directors of the Company appointed the following individuals as directors and officers of the Company effective August 13, 2009: David Villarreal as a Director and as President, Chief Executive Officer and Chief Financial Officer and David Villarreal III as a director and Secretary.  David Villarreal and David Villarreal III are father and son. Tad M. Ballantyne resigned as Chief Executive Officer, Chief Financial Officer and Secretary with the Company, effective immediately after the new directors took office on August 13, 2009.

On September 4, 2009, the Company issued 10,000,000 shares of its common stock to its two officers and two consultants for services rendered.  The shares were valued by the Company at $.001 per shares for an aggregate value of $10,000.  The investors were all “accredited” investors”, represented that they were acquiring the shares of investment purposes and had full knowledge of the business and financial condition of the Company. All of the share certificates were affixed with a legend restricting sales and transfers.