Form 10-Q
period 2010-03-31
Grand Monarch Holdings, Inc.
filed 2010-06-15
CIK 1394780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of June 11, 2010, there were 11,172,450 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GRAND MONARCH HOLDINGS, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Grand Monarch Holdings, Inc.
Condensed Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	Dec. 31,
	2010	2009
Assets
Current assets

Cash and cash equivalents	$38,551	$203,829
Amounts due from related party	12,250
Total current assets	50,801	203,829

Total assets	$50,801	$203,829

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized; 11,169,950 and 100,000 shares issued and outstanding, respectively	11,170	11,100
Additional paid-in capital	318,880	249,000
Accumulated deficit	(279,249)	(56,271)
Total stockholders' equity	50,801	203,829
Total liabilities and stockholders' equity	$50,801	$203,829

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Income
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$-	$-

Operating and administrative expenses	223,982	-

Income (loss) from operations	(223,982)	-

Other income (expense)	1,004	-

Net income (loss)	$(222,978)	$-

Basic and diluted earnings per share	$(0.02)	$-
Weighted average shares outstanding	11,123,317	100,000

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows Provided From Operating Activities
Net income	$(222,978)	$-
Adjustments to reconcile net income to net cash provided (used) by operating activities: Increase in amounts due from related parties	(12,250)	-
Net cash provided (used) by operating activities	(235,228)	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds from stock issuance	69,950	-
Net cash provided by financing activities	69,950	-

Net increase (decrease) in cash and cash equivalents	(165,278)	-

Cash and cash equivalents, beginning of period	203,829	81

Cash and cash equivalents, end of period	$38,551	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
March 31, 2010 (unaudited)

1.	Description of the Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Grand Monarch Holdings, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2010.

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

Grand Monarch Holdings, Inc.
Notes to Condensed Financial Statements
Quarter Ended March 31, 2010 (unaudited)

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

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  At March 31, 2010 and December 31, 2009, the Company had 11,169,950 and 11,100,000 shares of common stock issued and outstanding, respectively.

Between January 1 and March 31, 2010, the Company sold 69,950 Units, consisting of one share of its common stock and a warrant to purchase one share of its common stock at a 10% discount from the market price, at $1.00 per Unit to twenty-six “accredited investors” for an aggregate amount of $69,950.  The Units were sold in a private placement and the share certificates were affixed with a legend restricting transfers and sales.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these Units and no underwriter was used in this transaction.

4.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 were computed using 11,123,317 and 100,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

5.	Related Party Transactions and Agreements

From time to time, the Company will borrow funds and/or advance funds with a related party entity principally owned by the Company’s CEO.  The borrowings and advances are unsecured and generally occur with no specific repayment terms or interest.  Management believes all related party advances are fully collectible.

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

I tem 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

               Between January 1 and March 31, 2010, the Company sold 69,950 Units, consisting of one share of its common stock and a warrant to purchase one share of its common stock at a 10% discount from the market price, at $1.00 per Unit to twenty-six “accredited investors” for an aggregate amount of $69,950.  The Units were sold in a private placement and the share certificates were affixed with a legend restricting transfers and sales.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these Units and no underwriter was used in this transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

GRAND MONARCH HOLDINGS, INC.

Date: June 14, 2010
/s/ David Villarreal, Jr.
David Villarreal, Jr.
Chief Executive Officer and Chief Financial Officer